Form 10-K
period 1996-12-31
BANC ONE CREDIT CARD MASTER TRUST
filed 1997-03-31
CIK 930459

                                    Form 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

         (X)     ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1996

                                       OR

         (  )    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number 0-25636

                        Banc One Credit Card Master Trust
             -------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            New York                                   31-4148768
 --------------------------------      ---------------------------------------
 (State or other jurisdiction of       (I.R.S. Employer Identification Number)
 incorporation or organization)

      Bank One, Columbus, N.A. as Administrator, 800 Brooksedge Boulevard,
                            Westerville, Ohio 43081
-------------------------------------------------------------------------------
                            Attention: Thomas Ferree
-------------------------------------------------------------------------------
                    (Address of principal executive offices)

Registrant's telephone number, including area code             (614) 248-3404
                                                                --------------

Securities registered pursuant to Section 12(b) of the Act:         None
                                                                --------------

Securities registered pursuant to Section 12(g) of the Act:

       7.55% Class A Asset Backed Certificates, Series 1994-B
       7.75% Class B Asset Backed Certificates, Series 1994-B
       7.80% Class A Asset Backed Certificates, Series 1994-C
       8.00% Class B Asset Backed Certificates, Series 1994-C
       6.15% Class A Asset Backed Certificates, Series 1995-A
       6.30% Class B Asset Backed Certificates, Series 1995-A
       6.30% Class A Asset Backed Certificates, Series 1995-B
       6.45% Class B Asset Backed Certificates, Series 1995-B
       Floating Rate Class A Asset Backed Certificates, Series 1996-A Floating Rate Class B Asset Backed Certificates, Series 1996-A

       Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes X    No
                                             ---      ----

     The Registrant has no officer, director or beneficial owner of more than 10% of equity securities to whom Section 16(a) of the Act applies and consequently Item 405 of Regulation S-K does not apply.

The Registrant does not have any voting stock, has not been involved in bankruptcy proceedings during the past five years and is not a corporate registrant.

         No documents are incorporated by reference into this Form 10-K.

                            Exhibit Index on Page 11
                              Page 2 of 15 Pages.

         This Annual Report on Form 10-K is filed in accordance with a letter, dated May 26, 1995 issued by the Office of Chief Counsel, Division of Corporation Finance of the Securities and Exchange Commission stating that the Division will not object if the Registrant files reports pursuant to Sections 13 and 15(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") in the manner described in a letter dated May 24, 1995 to the Office of Chief Counsel on behalf of the Registrant. Accordingly, certain items have been omitted from or modified in this Annual Report on Form 10-K.

                                     PART I

Item 1.    Business
           --------

           Omitted.

Item 2.    Properties
           ----------

           The property of Banc One Credit Card Master Trust (the "Trust") consists solely of credit card receivables. Information about such property is contained in the Annual Servicer Certificate filed as Exhibit 99.1 hereto. Information relating to the performance of the Trust for the year ended December 31, 1996 is contained in the Annual Statement prepared by the Servicer and filed as Exhibit 99.3 hereto.

Item 3.    Legal Proceedings
           -----------------

           Nothing to report.

Item 4.    Submission of Matters to a Vote of Security Holders
           ---------------------------------------------------

           No matters were submitted to Certificateholders for a vote during the fiscal year covered by this Annual Report.

Item 5.    Market for Registrant's Common Equity and Related Stockholder Matters
           ---------------------------------------------------------------------

           Investor Certificates are held and delivered in book-entry form through the facilities of the Depository Trust Company ("DTC"), a "clearing agency" registered pursuant to the provisions of Section 17A of the Securities Exchange Act of 1934, as amended. The Investor Certificates are held by Cede and Co., the nominee of DTC.

           The records of DTC indicate that, at December 31, 1996, there were: (i) sixty-seven (67) DTC Participants holding a position in the 7.55% Class A Asset Backed Certificates, Series 1994-B;
           (ii) four (4) DTC Participants holding a position in the 7.75% Class B Asset Backed Certificates, Series 1994-B; (iii) fifty-three (53) DTC Participants holding a position in the 7.80% Class A Asset Backed Certificates, Series 1994-C; (iv) six (6) DTC Participants holding a position in the 8.00% Class B Asset Backed Certificates, Series 1994-C; (v) forty-one (41) DTC Participants holding a position in the 6.15% Class A Asset Backed Certificates, Series 1995-A;

           (vi) two (2) DTC Participants holding a position in the 6.30% Class B Asset Backed Certificates, Series 1995-A; (vii) thirty-nine (39) DTC Participants holding a position in the 6.30% Class A Asset Backed Certificates, Series 1995-B; (viii) one (1) DTC Participant holding a position in the 6.45% Class B Asset Backed Certificates, Series 1995-B; (ix) twelve (12) DTC Participants holding a position in the Floating Rate Class A Asset Backed Certificates, Series 1996-A and one (1) DTC Participant holding a position in the Floating Rate Class B Asset Backed Certificates, Series 1996-A. At December 31, 1996, Bank One, Columbus, N.A. owned 100% of the Seller Certificate, which represents beneficial ownership of residual interest in the assets of the Trust. There is no established public market in which the Certificates are traded.

Item 6.    Selected Financial Data
           -----------------------

           Omitted.

Item 7.    Management's Discussion and Analysis of Financial Condition and
           ---------------------------------------------------------------
           Results of Operations
           ---------------------

           Omitted.

Item 8.    Financial Statements and Supplementary Data
           -------------------------------------------

           Information regarding the property of the Trust and the activities of the Servicer during the year ended December 31, 1996 is contained in (i) the Annual Servicer Certificate filed as Exhibit 99.1 hereto and (ii) the Independent Accountants Report of Coopers & Lybrand L.L.P. on Management's Assertions filed as Exhibit 99.2 hereto. Information relating to the performance of the Trust for the period ending December 31, 1996 is contained in the Annual Statement prepared by the Servicer and filed as Exhibit 99.3 hereto.

Item 9.    Changes in and Disagreements with Accountants on Accounting and
           ---------------------------------------------------------------
           Financial Disclosure
           --------------------

           None.

Item 10.   Directors and Executive Officers of the Registrant
           --------------------------------------------------

           Omitted.

Item 11.   Executive Compensation
           ----------------------

           Omitted.

Item 12.   Security Ownership of Certain Beneficial Owners and Management
           --------------------------------------------------------------

           At December 31, 1996, (i) the Seller Certificate was registered in the name of Bank One, Columbus, N.A. and (ii) all of the Investor Certificates were registered in the name of Cede & Co., as nominee for DTC. The records of DTC indicate that the DTC participants listed below were holders of record of more than five percent of a class of Investor Certificates at December 31,1996.

                                                                             (3) Amount and
                                (2) Name and Address of                      Nature of Beneficial      (4) Percent
(1) Title of Class                 Beneficial Owners                         Ownership $(000's)        of Class

7.55% Class A Asset             American Express Trust Company               $45,000                     5.04%
Backed Certificates,            1200 Northstar West
Series 1994-B                   Minneapolis, MN  55440

                                Bank of New York                             $63,380                     7.10%
                                925 Patterson Plank Road
                                Secaucus, NJ 07094

                                Boatmen's Trust Company                      $49,150                     5.50%
                                100 N. Broadway
                                St. Louis, MO 63102

                                Boston Safe Deposit & Trust Co.              $106,675                   11.95%
                                C/O Mellon Bank N.A.
                                Three Mellon Bank Center
                                Room 153-3015
                                Pittsburgh, PA  15259

                                Chase Manhattan Bank                         $125,050                   14.00%
                                One Chase Manhattan Plaza
                                3B - Proxy Dept.
                                New York, NY  10081

                                Chase Manhattan Bank/Chemical                $47,700                     5.34%
                                Auto Settlement
                                4 New York Plaza, 4th Floor
                                New York, NY 10004

                                Citicorp Services, Inc                       $62,500                     7.00%
                                P.O. Box 30576
                                Tampa, FL  33630-3576

                                Northern Trust Company                       $61,650                     6.90%
                                801 S. Canal C-In
                                Chicago, Il  60607

                                SSB Custodian                                $152,530                   17.08%
                                Quincy Securities Processing
                                A5W P.O. Box 1631
                                Boston, MA  02105-1631


7.75% Class B Asset             Chase Manhattan Bank                         $44,900                   78.77%
Backed Certificates,            One Chase Manhattan Plaza
Series 1994-B                   3B - Proxy Dept.
                                New York, NY  10081

                                Chase Manhattan Bank/Chemical                $5,100                     8.95%
                                Auto Settle Department
                                4 New York Plaza, 4th Floor
                                New York, NY  10004

                                Deutsche Morgan Grenfell/C.J.                $5,000                     8.77%
                                Lawrence Inc.
                                c/o ADP Proxy Services
                                51 Mercedes Way
                                Edgewood, NY  11717

7.80% Class A Asset             Boston Safe Deposit & Trust Co.              $54,470                   12.88%
Backed Certificates,            C/O Mellon Bank N.A.
Series 1994-C                   Three Mellon Bank Center
                                Room 153-3015
                                Pittsburgh, PA  15259

                                Chase Manhattan Bank                         $42,436                   10.03%
                                One Chase Manhattan Plaza
                                3B - Proxy Dept.
                                New York, NY  10081

                                Chase Manhattan Bank/Broker &                $61,972                   14.65%
                                Dealer Clearance Department
                                4 New York Plaza, 21st Floor
                                New York, NY 10015

                                Nomura Securities/Fixed Income               $27,630                    6.53%
                                2 World Financial Center, Building B
                                New York, NY 10281-1198

                                Northern Trust Company                       $39,640                    9.37%
                                801 S. Canal C-In
                                Chicago, Il  60607

                                SSB Custodian                                $54,550                   12.90%
                                Quincy Securities Processing
                                A5W P.O. Box 1631
                                Boston, MA  02105-1631

8.00% Class B Asset             Bankers Trust Company                        $5,000                    18.52%
Backed Certificates,            c/o BT Services Tennessee, Inc.
Series 1994-C                   Pension Trust Services
                                648 Grassmere Park Road
                                Nashville, TN 37211

                                Chase Manhattan Bank                         $10,000                   37.04%
                                One Chase Manhattan Plaza
                                3B - Proxy Dept.
                                New York, NY  10081

                                Citicorp Services, Inc                       $2,000                     7.41%
                                P.O. Box 30576
                                Tampa, FL  33630-3576


                                Fleet Bank of Massachusetts, N.A.            $3,000                    11.11%
                                c/o ADP Proxy Services
                                51 Mercedes Way
                                Edgewood, NY 11717

                                First Union National Bank                    $2,000                    7.41%
                                401 S. Tyron Street
                                TR OPSCMG NC 1151
                                Charlotte, NC 28288

                                SSB Custodian                                $5,000                    18.52%
                                Quincy Securities Processing
                                A5W P.O. Box 1631
                                Boston, MA  02105-1631

6.15% Class A Asset             Bank of New York                             $116,905                  32.73%
Backed Certificates,            925 Patterson Plank Rd.
Series 1995-A                   Secaucus, NJ  07094

                                Bankers Trust Company                        $49,325                   13.81%
                                c/o BT Services Tennessee, Inc.
                                Pension Trust Services
                                648 Grassmere Park Road
                                Nashville, TN 37211

                                Chase Manhattan Bank                         $87,750                   24.57%
                                One Chase Manhattan Plaza
                                3B - Proxy Dept.
                                New York, NY  10081

6.30% Class B Asset             Brown Brothers Harriman & Co.                $2,000                    8.77%
Backed Certificates,            63 Wall Street
Series 1995-A                   8th Floor
                                New York, NY  10005

                                Chase Manhattan Bank                         $20,800                   91.23%
                                One Chase Manhattan Plaza
                                3B - Proxy Dept.
                                New York, NY  10081

6.30% Class A Asset             Bankers Trust Company                        $52,000                   14.56%
Backed Certificates,            c/o BT Services Tennessee, Inc.
Series 1995-B                   Pension Trust Services
                                648 Grassmere Park Road
                                Nashville, TN 37211

                                Bank One Trust Company N.A./ Public          $50,000                   14.00%
                                Employee Retirement System
                                277 E. Town Street
                                Columbus, OH  43215

                                Boston Safe Deposit & Trust Co.              $23,800                    6.66%
                                C/O Mellon Bank N.A.
                                Three Mellon Bank Center
                                Room 153-3015
                                Pittsburgh, PA  15259


                                Chase Manhattan Bank                         $60,500                   16.94%
                                One Chase Manhattan Plaza
                                3B - Proxy Dept.
                                New York, NY  10081

                                Firstar Trust Company                        $41,600                   11.65%
                                777 East Wisconsin Avenue
                                Milwaukee, WI 53202

                                SSB Custodian                                $22,250                      6.23%
                                Quincy Securities Processing
                                A5W P.O. Box 1631
                                Boston, MA  02105-1631

6.45% Class B Asset             Chase Manhattan Bank                         $22,800                   100.00%
Backed Certificates,            One Chase Manhattan Plazza
Series 1995-B                   3B - Proxy Dept.
                                New York, NY  10081

Floating Rate Class A           Chase Manhattan Bank                         $162,610                  34.97%
Asset Backed Certificates,      One Chase Manhattan Plazza
Series 1996-A                   3B - Proxy Dept.
                                New York, NY  10081

                                Chase Manhattan Bank/Chemical                $44,500                   9.57%
                                Auto Settle Department
                                4 New York Plaza, 4th Floor
                                New York, NY  10004

                                Fuji Bank & Trust Company                    $25,000                   5.38%
                                2 World Trade Center
                                81st Floor
                                New York, NY 10048

                                Goldman Sachs & Co.                          $142,100                  30.56%
                                c/o ADP Proxy Services
                                51 Mercedes Way
                                Edgewood, NY 11717

                                Harris Trust & Savings Bank                  $35,000                   7.53%
                                Proxy Operations
                                111 West Monroe St., 1130
                                Chicago, Il 60690

Floating Rate Class B           Swiss American Securities, Inc               $35,000                   100.00%
Asset Backed Certificates,      100 Wall Street
Series 1996-A                   New York, NY 10005

Item 13.        Certain Relationships and Related Transactions
                ----------------------------------------------

                None.

Item 14.        Exhibits, Financial Statement Schedules and Reports on Form 8-K
                ---------------------------------------------------------------

                (a)(3) Exhibits. The following documents are filed as part of this Annual Report on Form 10-K.


                Exhibit Number      Description
                --------------      ------------

                  99.1              Annual Servicer Certificate

                  99.2              Independent Accountants Report of Coopers
                                    & Lybrand L.L.P. on Management's Assertions

                  99.3              Annual Statement prepared by Servicer

                                    SIGNATURE

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf of the undersigned, thereunto duly authorized.

         Date: March 13, 1997

                                     Banc One Credit Card Master Trust

                                     By:  Bank One, Columbus, N.A. as Servicer

                                     By:     /s/ Thomas Ferree
                                             ------------------------------

                                     Name:   Thomas Ferree
                                             ------------------------------

                                     Title:  Senior Vice President
                                             ------------------------------

                                INDEX OF EXHIBITS

EXHIBIT NUMBER      DESCRIPTION                                        PAGE

99.1                Annual Servicer Certificate                        12

99.2                Independent Accountants Report of                  13 - 14
                    Coopers & Lybrand L.L.P. on
                    Management's Assertions

99.3                Annual Statement Prepared by Servicer              15