Form 10-K
period 1997-12-31
BANC ONE CREDIT CARD MASTER TRUST
filed 1998-03-31
CIK 930459

===============================================================================
                                    Form 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

      (X)         ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 1997
                                       OR
     ( )      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                         Commission File Number 0-25636

                        Banc One Credit Card Master Trust
                     ----------------------------------------
                    (Issuer with respect to the Certificates)

                                 Bank One, N.A.
              -----------------------------------------------------
             (Exact name of registrant as specified in its charter)

           New York                                   31-4148768
--------------------------------         ---------------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
 incorporation or organization)

                        Bank One, N.A. as Administrator,
                            800 Brooksedge Boulevard,
                            Westerville, Ohio 43081
                              Attention: Gary Unser
                -------------------------------------------------
               (Address of principal executive offices, zip code)

Registrant's telephone number, including area code               (614) 248-3465
                                                                  -------------
Securities registered pursuant to Section 12(b) of the Act:          None
                                                                     ----
Securities registered pursuant to Section 12(g) of the Act:


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

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days    Yes   X     No
                                                  --

===============================================================================

        The Issuer has no officer, director or beneficial owner of more than 10% of equity securities to whom Section 16(a) of the Act applies and consequently
Item 405 of Regulation S-K does not apply.

        The Issuer does not have any voting stock, has not been involved in bankruptcy proceedings during the past five years and is not a corporate registrant.

        No documents are incorporated by reference into this Form 10-K.


                            Exhibit Index on Page 10
                               Page 2 of 14 Pages

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

                                     PART I

Item 1.        Business
               --------
               Omitted.

Item 2.        Properties
               ----------
               The property of Banc One Credit Card Master Trust (the "Trust") consists solely of credit card receivables. Information about such property is contained in the Annual Servicer's Certificate filed as Exhibit 99.1 hereto. Information relating to the performance of the Trust for the year ended December 31, 1997 is contained in the Annual Statement prepared by the Servicer and filed as Exhibit 99.3 hereto.

Item 3.        Legal Proceedings
               -----------------
               Nothing to report.

Item 4.        Submission of Matters to a Vote of Security Holders
               ---------------------------------------------------
               No matters were submitted to Certificateholders for a vote during the fiscal year covered by this Annual Report.

Item 5.        Market for Registrant's Common Equity and Related Stockholder
               Matters
               -------------------------------------------------------------

               Investor Certificates are held and delivered in book-entry form through the facilities of the Depository Trust Company ("DTC"), a "clearing agency" registered pursuant to the provisions of
               Section 17A of the Securities Exchange Act of 1934, as amended. The Investor Certificates are held by Cede and Co., the nominee of DTC.

               The records of DTC indicate that, at December 31, 1997, there were: (i) forty-eight (48) DTC Participants holding a position in the 7.80% Class A Asset Backed Certificates, Series 1994-C; (ii) five (5) DTC Participants holding a position in the 8.00% Class B Asset Backed Certificates, Series 1994-C; (iii) thirty-six (36) DTC Participants holding a position in the 6.15% Class A Asset Backed Certificates, Series 1995-A; (iv) two (2) DTC Participants holding a position in the 6.30% Class B Asset Backed

               Certificates, Series 1995-A; (v) twenty-five (25) DTC Participants holding a position in the 6.30% Class A Asset Backed Certificates, Series 1995-B; (vi) one (1) DTC Participant holding a position in the 6.45% Class B Asset Backed Certificates, Series 1995-B; (vii) twelve (12) DTC Participants holding a position in the Floating Rate Class A Asset Backed Certificates, Series 1996-A and one (1) DTC Participant holding a position in the Floating Rate Class B Asset Backed Certificates, Series 1996-A. At December 31, 1997, Bank One, N.A. owned 100% of the Seller Certificate, which represents beneficial ownership of residual interest in the assets of the Trust. There is no established public market in which the Certificates are traded.

Item 6.        Selected Financial Data
               -----------------------
               Omitted.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
               ------------------------------------------------------------
               Omitted.

Item 8.        Financial Statements and Supplementary Data
               -------------------------------------------
               Information regarding the property of the Trust and the activities of the Servicer during the year ended December 31, 1997 is contained in (i) the Annual Servicer's Certificate filed as Exhibit 99.1 hereto and (ii) the Independent Accountants' Report of Coopers & Lybrand L.L.P. on Management's Assertions filed as Exhibit 99.2 hereto. Information relating to the performance of the Trust for the period ending December 31, 1997 is contained in the Annual Statement prepared by the Servicer and filed as Exhibit 99.3 hereto.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
               -----------------------------------------------------------
               None.

Item 10.       Directors and Executive Officers of the Registrant
               --------------------------------------------------
               Omitted.

Item 11.       Executive Compensation
               ----------------------
               Omitted.

Item 12.       Security Ownership of Certain Beneficial Owners and Management
               --------------------------------------------------------------

               At December 31, 1997, (i) the Seller Certificate was registered in the name of Bank One, N.A. and (ii) all of the Investor Certificates were registered in the name of Cede & Co., as nominee for DTC. The records of DTC indicate that the DTC participants listed below were holders of record of more than five percent of any class of Investor Certificates at December 31,1997.

                                            (3) Amount and Nature
(1)Title of       (2) Name and Address          of Beneficial         (4)Percent
   Class          of Beneficial Owners        Ownership $(000's)       of Class
-----------       --------------------      ---------------------     ---------

7.80% Class A     Bank of New York (The)           $26,140               6.18%
Asset Backed      925 Patterson Plank Road
Certificates,     Secaucus, NJ, 070949
Series 1994-C

                  Chase Manhattan Bank             $50,540              11.95%
                  4 New York Plaza
                  Proxy Department, 13th Floor
                  New York, NY  10004

                  Citibank, N.A.                   $26,512               6.27%
                  P.O. Box 30576
                  Tampa, FL 33630-3576

                  Northern Trust Company           $51,210              12.11%
                  801 S. Canal C-IN
                  Chicago, IL  60607

                  SSB - Custodian                 $154,727              36.58%
                  Global Corp. Action Dept. JAB5W
                  P.O. Box 1631
                  Boston, MA 02105-1631


8.00% Class B     Bankers Trust Company             $5,000              18.52%
Asset Backed      c/o BT Services Tennessee, Inc.
Certificates,     648 Grassmere Park Road
Series 1994-C     Nashville, TN  37211

                  Chase Manhattan Bank             $12,000              44.44%
                  4 New York Plaza
                  Proxy Department, 13th Floor
                  New York, NY  10004

                  Citibank, N.A.                    $2,000               7.41%
                  P.O. Box 30576
                  Tampa, FL 33630-3576

                  Fiduciary SSB                     $3,000              11.11%
                  108 Myrtle Street
                  Newport Office Building
                  N. Quincy, MA 02171

                  SSB - Custodian                   $5,000              18.52%
                  Global Corp. Action Dept. JAB5W
                  P.O. Box 1631
                  Boston, MA 02105-1631

6.15% Class A     Bank of New York (The)               $105,400           29.51%
Asset Backed      925 Patterson Plank Road
Certificates,     Secaucus, NJ 07094
Series 1995-A

                  Bankers Trust Company                 $43,220           12.10%
                  c/o BT Services Tennessee, Inc.
                  648 Grassmere Park Road
                  Nashville, TN  37211

                  Chase Manhattan Bank                 $105,050           29.41%
                  4 New York Plaza
                  Proxy Department, 13th Floor
                  New York, NY 10004

                  Corestates Bank, N.A.                 $21,110            5.91%
                  P.O. Box 7618 F.C. #1-9-1-21
                  Philadelphia, PA 19106-7618


6.30% Class B     Brown Brothers Harriman & Co.          $2,000            8.77%
Asset Backed      63 Wall Street, 8th Floor
Certificates,     New York, NY 10005
Series 1995-A

                  Chase Manhattan Bank                  $20,800           91.23%
                  4 New York Plaza
                  Proxy Department, 13th Floor
                  New York, NY 10004


6.30% Class A     Bankers Trust Company                 $59,675           16.71%
Asset Backed      c/o BT Services Tennessee, Inc.
Certificates,     648 Grassmere Park Road
Series 1995-B     Nashville, TN 37211

                  Bank One Trust Company N. A.          $50,000           14.00%
                  Employee Retirement System
                  277 E. Town Street
                  Columbus, OH  43215

                  Boston Safe Deposit and Trust Company $25,350            7.10%
                  c/o Mellon Bank N.A.
                  Three Mellon Bank Center
                  Room 153-3015
                  Pittsburgh, PA  15259

                  Chase Manhattan Bank                  $49,725           13.92%
                  4 New York Plaza
                  Proxy Department, 13th Floor
                  New York, NY 10004

                  Firstar Trust Company                 $57,355           16.06%
                  Corporate Trust Department
                  1555 North Rivercenter Drive, Suite 301
                  Milwaukee, WI 53212

                  Fifth Third Bank/State Teachers       $39,880           11.16%
                  Retirement of Ohio
                  275 East Broad Street
                  Columbus, OH  43215

6.45% Class B     Chase Manhattan Bank              $22,800            100.00%
Asset Backed      4 New York Plaza
Certificates,     Proxy Department, 13th Floor
Series 1995-B     New York, NY 10004


Floating Rate     Bear, Stearns Securities Corp.    $91,600             19.70%
Class A Asset     One Metrotech Center North, 4th Floor
Backed            Brooklyn, NY 11201-3862
Certificates,
Series 1996-A

                  Chase Manhattan Bank             $184,610             39.70%
                  One Chase Manhattan Plaza
                  3B - Proxy Dept.
                  New York, NY  10081

                  Citibank, N.A.                    $75,000             16.13%
                  P.O. Box 30576
                  Tampa, FL 33630-3576

                  Fuji Bank & Trust Company         $25,000              5.38%
                  2 World Trade Center
                  81st Floor
                  New York, NY 10048

Floating Rate     Swiss American Securities, Inc    $35,000            100.00%
Class B           100 Wall Street
Asset Backed      New York, NY 10005
Certificates,
Series 1996-A



Item 13.       Certain Relationships and Related Transactions
               ----------------------------------------------

               None.

Item 14.       Exhibits, Financial Statement Schedules and Reports on Form 8-K
               ---------------------------------------------------------------

               (b)     Reports on Form 8-K
                       -------------------

                       (i) Reports on Form 8-K pursuant to Item 5 thereof, containing the monthly statements and other information reflecting the Trust's activities.

                                                           For the monthly
                              Dated:                       periods ended:
                              ------                       ---------------
                              February 18, 1997            January 31, 1997
                              March 17, 1997               February 28, 1997
                              April 15, 1997               March 31, 1997
                              May 15, 1997                 April 30, 1997
                              June 16, 1997                May 31, 1997
                              July 15, 1997                June 30, 1997
                              August 15, 1997              July 31, 1997
                              September 15, 1997           August 31, 1997
                              October 15, 1997             September 30, 1997
                              November 17, 1997            October 31, 1997
                              December 15, 1997            November 30, 1997
                              January 15, 1998             December 31, 1997

               (c) Exhibits. The following documents are filed as part of this Annual Report on Form 10-K.
                       ------------------------------------------------------

               Exhibit Number        Description
               --------------        -----------
               99.1                  Annual Servicer's Certificate
               99.2                  Independent Accountants' Report of
                                     Coopers & Lybrand L.L.P.
                                     on Management's Assertions
               99.3                  Annual Statement prepared by Servicer

                                    SIGNATURE


        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf of thundersigned, thereunto duly authorized.


        Date:  March 25, 1998
               --------------


                                       Banc One Credit Card Master Trust

                                       By: Bank One, N.A. as Servicer


                                       By:    /s/ Tracie H. Klein
                                              --------------------------
                                       Name:  Tracie H. Klein
                                       Title: Vice President

                                       INDEX OF EXHIBITS



Exhibit Number                Description                                 Page
-------------                 -----------                                 -----

99.1                          Annual Servicer's Certificate                  11

99.2                          Independent Accountants' Report of          12-13
                              Coopers & Lybrand L.L.P. on
                              Management's Assertions

99.3                          Annual Statement Prepared by Servicer          14