Form 10-K/A
period 1997-12-31
BANC ONE CREDIT CARD MASTER TRUST
filed 1999-03-24
CIK 930459

================================================================================

                                   Form 10-K/A

                                ----------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(X) ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1997
                                       OR
( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                         Commission File Number 0-25636

                        Banc One Credit Card Master Trust
                    -----------------------------------------
                    (Issuer with respect to the Certificates)

                      FIRST USA BANK, NATIONAL ASSOCIATION
                        (As Successor to Bank One, N.A.)
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          United States                                 76-0039224
-------------------------------          ---------------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
incorporation or organization)

               201 North Walnut Street, Wilmington, Delaware 19801
               ---------------------------------------------------
                    (Address of principal executive offices)

Registrant's telephone number, including area code                (302) 594-4000
                                                                  --------------
Securities registered pursuant to Section 12(b) of the Act:            None
                                                                       ----
Securities registered pursuant to Section 12(g) of the Act:

      7.80% Class A Asset Backed Certificates, Series 1994-C
      8.00% Class B Asset Backed Certificates, Series 1994-C
      6.15% Class A Asset Backed Certificates, Series 1995-A
      6.30% Class B Asset Backed Certificates, Series 1995-A
      6.30% Class A Asset Backed Certificates, Series 1995-B
      6.45% Class B Asset Backed Certificates, Series 1995-B
      Floating Rate Class A Asset Backed Certificates, Series 1996-A Floating Rate Class B Asset Backed Certificates, Series 1996-A

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X   No
                                              ---     ---

================================================================================

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

                             Exhibit Index on Page 3
                               Page 2 of 5 Pages.

         This Amendment No. 1 on Form 10-K/A is being filed solely for the purpose of filing a corrected Exhibit 99.1 which shall replace Exhibit 99.1 as originally filed with this Form 10-K.

         Item 14 (c) of Form 10-K is hereby amended in its entirety to read as follows:

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

         (c) Exhibits. The following documents are filed as part of this Annual Report on Form 10-K.

              99.1  Annual Servicer's Certificate

              99.2  Annual Statement*

              99.3 Independent Accountants' Report of Coopers & Lybrand L.L.P. on Management's Assertions*

              ---------------------
              * Previously filed.

                                    SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf of the undersigned, thereunto duly authorized.


Date:    March 24, 1999


                                       FIRST USA BANK, NATIONAL ASSOCIATION, as
                                       Servicer, on behalf of Banc One Credit
                                       Card Master Trust

                                       By:    /s/ Tracie Klein
                                              ----------------------------------
                                       Name:  Tracie Klein
                                       Title: Vice President