Form 10-K
period 1998-12-31
BANC ONE CREDIT CARD MASTER TRUST
filed 1999-03-26
CIK 930459

===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                              --------------------

                                    FORM 10-K

(X) ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1998

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                         Commission File Number 0-25636
                         ------------------------------

                      FIRST USA BANK, NATIONAL ASSOCIATION
                        (As Successor to Bank One, N.A.)
             (Exact name of registrant as specified in its charter)
          (As Servicer on behalf of Banc One Credit Card master Trust)

    Laws of the United States                             76-0039224
--------------------------------                   ----------------------
(State or other jurisdiction of                       (I.R.S. Employer
 incorporation or organization)                    Identification Number)

 201 North Walnut Street, Wilmington, Delaware               19801
 ---------------------------------------------             ----------
   (Address of principal executive offices)                (zip code)

Registrant's telephone number, including area code: (302) 594-4000
                                                    --------------

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

        Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.    Yes   X     No
                                                  ---       ---

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.    [  ]

         Not Applicable.

         State the aggregate market value of the voting stock held by non-affiliates of the Registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing.

         Not Applicable.

         Indicate the number shares outstanding of each of the Registrant's class of common stock, as of the latest practicable date.

         Not Applicable.

                    DOCUMENTS INCORPORATED BY REFERENCE: NONE
===============================================================================

                                Introductory Note
                                -----------------


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

Effective July 1, 1998, First USA Bank, National Association (the "Bank"), a wholly owned subsidiary of First USA Financial, Inc., which was a wholly owned subsidiary of BANC ONE CORPORATION ("BANC ONE"), replaced BANK ONE, N.A. as the Seller and the Servicer under the Pooling and Servicing Agreement (the "Agreement") dated as of November 1, 1994 between BANK ONE, N.A. as Seller and Servicer, and Bankers Trust Company, as Trustee, pursuant to which Banc One Credit Card Master Trust (the "Trust") was formed. Concurrently, all consumer Visa and MasterCard credit card accounts previously held by other subsidiaries of BANC ONE CORPORATION were consolidated in the Bank.

Effective October 2, 1998, BANK ONE CORPORATION ("BANK ONE"), the parent corporation of the Bank, merged with and into First Chicago NBD Corporation, a Delaware corporation ("FCNBD"). Immediately prior to such merger, BANC ONE also merged with and into BANK ONE, which had been a subsidiary of BANC ONE prior to such merger. BANK ONE is a bank holding company headquartered in Chicago, Illinois and registered under the Bank Holding Company Act of 1956 as amended.

In connection with such merger, the Bank in its capacity as servicer of the Trust, changed the independent accountants for the Trust from Coopers & Lybrand L.L.P., now PricewaterhouseCoopers LLP ("PwC"), to Arthur Andersen LLP ("AA"), historically engaged by FCNBD. BANK ONE has selected AA as the certifying accountant for the merged entity. Selection of AA as the certifying accountant was recommended to the BANC ONE Audit Committee on July 20, 1998. The BANC ONE Audit Committee approved the selection and so reported to the BANC ONE Board of Directors on July 21, 1998. The sole reason for the change of the independent accountants for the Trust was to align the independent accountants of the Trust with those of BANK ONE.

In addition to the Certificates listed on page 1, the Banc One Credit Card Master Trust has issued the following interests in the Trust:

o Asset Backed Certificates, Series 1997-1, issued pursuant to the Agreement and the Series 1997-1 Supplement dated as of September 23, 1997.

o Asset Backed Certificates, Series 1997-2, issued pursuant to the Agreement and the Series 1997-2 Supplement dated as of December 17, 1997.

The final payment with respect to Series 1994-C Asset Backed Certificates issued by the Banc One Credit Card Master Trust was made on December 15, 1998 and therefore information with respect to such Certificates is not included in this report.

                                     PART I

Item 1.        Business
               --------

               Omitted.

Item 2.        Properties
               ----------

               The property of Banc One Credit Card Master Trust (the "Trust") consists solely of credit card receivables. Information about such property is contained in the Annual Servicer's Certificate filed as Exhibit 99.1 hereto. Information relating to the performance of the Trust for the year ended December 31, 1998 is contained in the Annual Statement prepared by the Servicer and filed as Exhibit 99.3 hereto.

Item 3.        Legal Proceedings
               -----------------

               The Bank has been named as a defendant in four class action lawsuits filed in late 1997 by cardmembers of the Bank. These actions were filed in the Superior Court of the State of Delaware, New Castle County, the Circuit Court of Multnomah County, Oregon, the United States District Court for the Western District of Washington and in the 14th District Court of Dallas County, Texas. The plaintiffs in all four cases contend that they and others similarly situated are entitled to equitable relief for alleged violations of the Delaware Consumer Fraud Act, breach of contract, breach of the covenant of good faith and fair dealing and fraud. The court granted summary judgment in favor of the Bank in the Delaware case in April 1998 and the court in Oregon entered partial summary judgment in favor of the Bank in May 1998. These cases are in various stages of motion and discovery practice. The Bank believes that these claims are without merit and intends to vigorously defend against all claims. While it is impossible to predict the outcome of these matters, the Bank believes that any liability arising from these matters will not have a material adverse effect on the Transferor's business or on the Receivables of the Trust.

               The Bank has been named as a defendant in a class action lawsuit filed in the United States District Court for the District of Delaware against the Bank alleging that the Bank charged convenience check fees in a manner contrary to representations made in the Bank's solicitations. Although this matter is at a preliminary stage, the Bank believes that it is without merit and the Bank intends to vigorously defend against all claims. While it is impossible to predict the outcome of this matter, the Bank believes that any liability arising from this matter will not have a material effect on the Transferor's business or on the Receivables of the Trust.

               The Bank has been named as a defendant in a class action lawsuit filed in December 1998 in the United States District Court for the Northern District of Illinois alleging that the Bank, in one of its direct mail solicitations, violated Federal and state prohibitions against the mailing of unsolicited credit cards. Although this matter is at a preliminary stage, the Bank believes that it is without merit and the Bank intends to vigorously defend against all claims. While it is impossible to predict the outcome of this matter, the Bank believes that any liability arising from this matter will not have a material adverse effect on the Transferor's business or on the Receivables of the Trust.

Item 4.        Submission of Matters to a Vote of Security Holders
               ---------------------------------------------------

               No matters were submitted to Certificateholders for a vote during the fiscal year covered by this Annual Report.

                                     PART II

Item 5.        Market for Registrant's Common Equity and Related Stockholder
               -------------------------------------------------------------
               Matters
               -------

               Investor Certificates are held and delivered in book-entry form through the facilities of the Depository Trust Company ("DTC"), a "clearing agency" registered pursuant to the provisions of
               Section 17A of the Securities Exchange Act of 1934, as amended. The Investor Certificates are held by Cede & Co., the nominee of DTC.

               The records of DTC indicate that, at December 31, 1998, there were: (i) forty-one (41) DTC Participants holding a position in the 6.15% Class A Asset Backed Certificates, Series 1995-A; (ii) two (2) DTC Participants holding a position in the 6.30% Class B Asset Backed Certificates, Series 1995-A; (iii) twenty-nine (29) DTC Participants holding a position in the 6.30% Class A Asset Backed Certificates, Series 1995-B; (iv) one (1) DTC Participant holding a position in the 6.45% Class B Asset Backed Certificates, Series 1995-B; (v) twelve (12) DTC Participants holding a position in the Floating Rate Class A Asset Backed Certificates, Series 1996-A; and (vi) one (1) DTC Participant holding a position in the Floating Rate Class B Asset Backed Certificates, Series 1996-A. At December 31, 1998, the Bank, owned 100% of the Seller Certificate, which represents beneficial ownership of residual interest in the assets of the Trust. There is no established public market in which the Certificates are traded.

Item 6.        Selected Financial Data
               -----------------------

               Omitted.

Item 7.        Management's Discussion and Analysis of Financial Condition and
               ---------------------------------------------------------------
               Results of Operations
               ---------------------

               BANK ONE continues to execute project plans established by its predecessor companies to assure Year 2000 readiness. Project costs are estimated to reach $350 million over the life of the project. Year 2000 costs incurred through year-end 1998 were approximately $235 million.

               The inventory and assessment phase has been completed for all information and non-information technology. At December 31, 1998, 87% of BANK ONE's affected information technology applications were tested and returned to production. BANK ONE expects that all information technology applications, systems and equipment will be Year 2000 compliant by mid-1999. Ongoing facilities and equipment improvements are expected to result in Year 2000 readiness for non-information systems technology by mid-1999.

               Year 2000 readiness is highly dependent on external entities and is not limited to operating risk. BANK ONE is working extensively with external entities to ensure that their systems will be Year 2000 compliant; however, BANK ONE bears risk and could be adversely affected if outside parties, such as customers, vendors, utilities and government agencies, do not appropriately address Year 2000 readiness issues. In addition, BANK ONE may have increased credit risk related to customers whose ability to repay debt is impaired due to Year 2000 readiness costs or risk or whose collateral becomes impaired due to lack of Year 2000 readiness.

               Detailed contingency plans exist for critical business system applications to mitigate potential problems or delays associated with systems replacements or vendor delivery dates. Critical business processes have been identified, and the most reasonable recovery strategies have been selected. Contingency plans have been documented and validated for effectiveness. BANK ONE will continue to review and validate the scope and content of its contingency plans throughout 1999.

Item 7A.       Quantitative and Qualitative Disclosures About Market Risk
               ----------------------------------------------------------

               Not applicable.

Item 8.        Financial Statements and Supplementary Data
               -------------------------------------------

               Information regarding the property of the Trust and the activities of the Servicer during the year ended December 31, 1998 is contained in (i) the Annual Servicer's Certificate filed as Exhibit 99.1 hereto and (ii) the Independent Accountants' Report of Arthur Andersen LLP on Management's Assertions filed as
               Exhibit 99.2 hereto. Information relating to the performance of the Trust for the period ending December 31, 1998 is contained in the Annual Statement prepared by the Servicer and filed as
               Exhibit 99.3 hereto.

Item 9.        Changes in and Disagreements with Accountants on Accounting and
               ---------------------------------------------------------------
               Financial Disclosure
               --------------------

               None.

                                    PART III

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

                  Omitted.

Item 11.          Executive Compensation
                  ----------------------

                  Omitted.

Item 12.          Security Ownership of Certain Beneficial Owners and Management
                  --------------------------------------------------------------

                  At December 31, 1998, (i) the Seller Certificate was registered in the name of First USA Bank, National Association and (ii) all of the Investor Certificates were registered in the name of Cede & Co., as nominee for DTC. The records of DTC indicate that the DTC Participants listed below were holders of record of more than five percent of any class of Investor Certificates at December 31, 1998.

                                           (3) Amount and Nature of
(1) Title of      (2) Name and Address        Beneficial Ownership   (4) Percent
    Class         of Beneficial Owners             $(000's)           of Class
------------      --------------------     ------------------------  -----------

6.15% Class A    Bank of New York (The)             $105,840            29.63%
Asset Backed     925 Patterson Plank Road
Certificates,    Secaucus, NJ  07094
Series 1995-A

                 Bankers Trust Company               $23,920             6.70%
                 c/o BT Services Tennessee, Inc.
                 648 Grassmere Park Road
                 Nashville, TN  37211

                 Chase Manhattan Bank                $88,650            24.82%
                 4 New York Plaza
                 13th Floor
                 New York, NY 10004

                 Citibank, N.A.                      $19,770             5.53%
                 P.O. Box 30576
                 Tampa, FL  33630-3576


6.30% Class B    Brown Brothers Harriman & Co.        $2,000             8.77%
Asset Backed     63 Wall Street, 8th Floor
Certificates,    New York, NY  10005
Series 1995-A
                 Chase Manhattan Bank                $20,800            91.23%
                 4 New York Plaza
                 13th Floor
                 New York, NY 10004


6.30% Class A    Bankers Trust Company               $22,825             6.39%
Asset Backed     c/o BT Services Tennessee, Inc.
Certificates,    648 Grassmere Park Road
Series 1995-B    Nashville, TN 37211

                 Bank One Trust Company N.A./        $50,000            14.00%
                 Public Employee Retirement System
                 277 E. Town Street
                 Columbus, OH  43215

                 Boston Safe Deposit and Trust       $18,850             5.28%
                 Company
                 c/o Mellon Bank N.A.
                 Three Mellon Bank Center
                 Room 153-3015
                 Pittsburgh, PA  15259

                 Chase Manhattan Bank                $87,800            24.58%
                 4 New York Plaza
                 13th Floor
                 New York, NY 10004

                 Chase Manhattan Bank/Salomon        $20,000             5.60%
                 4 New York Plaza - 21st Floor
                 New York, NY  10004

                 Firstar Trust Company               $36,555            10.23%
                 777 E. Wisconsin Avenue
                 Milwaukee, WI 53202

                 Fifth Third Bank/State Teachers     $39,880            11.16%
                 Retirement of Ohio
                 275 East Broad Street
                 Columbus, OH  43215

                 State Street Bank and Trust         $18,250             5.11%
                 Company
                 Global Corporate Action Dept.
                 JAB5W
                 P.O. Box 1631
                 Boston, MA  02105-1631

6.45% Class B    Chase Manhattan Bank                $22,800           100.00%
Asset Backed     4 New York Plaza
Certificates,    13th Floor
Series 1995-B    New York, NY 10004


Floating Rate    Bankers Trust Company               $47,005            10.11%
Class A          c/o BT Services Tennessee, Inc.
Asset Backed     648 Grassmere Park Drive
Certificates,    Nashville, TN  37211
Series 1996-A

                 Chase Manhattan Bank               $260,710            56.07%
                 New York Plaza
                 13th Floor
                 New York, NY  10004

                 Citibank, N.A.                      $45,000             9.68%
                 P.O. Box 30576
                 Tampa, FL  33630-3576

                 Fuji Bank & Trust Company (The)     $25,000             5.38%
                 2 World Trade Center
                 81st Floor
                 New York, NY 10048

                 Harris Trust & Savings Bank         $50,000            10.75%
                 Proxy Operations
                 111 West Monroe Street LLE
                 Chicago, IL 60603



Floating Rate    Swiss American Securities, Inc      $35,000           100.00%
Class B          100 Wall Street
Asset Backed     New York, NY 10005
Certificates,
Series 1996-A

Item 13.       Certain Relationships and Related Transactions
               ----------------------------------------------

               None.

                                     PART IV

Item 14.       Exhibits, Financial Statement Schedules and Reports on Form 8-K
               ---------------------------------------------------------------

               (a) Exhibits. The following documents are filed as part --------- of this Annual Report on Form 10-K.

                        1. Not applicable.
                        2. Not applicable.
                        3. Exhibits

               Exhibit Number        Description
               --------------        -----------

               99.1                  Annual Servicer's Certificate
               99.2 Independent Accountants' Report of Arthur Andersen LLP on Management's Assertions
               99.3                  Annual Statement prepared by Servicer

               (b)      Reports on Form 8-K

                        (i) Reports on Form 8-K, containing the monthly statements and other information reflecting the Trust's activities.

                        Dated:                             Items Reported:
                        ------                             ---------------

                        February 17,1998                   5 and 7
                        March 16, 1998                     5 and 7
                        April 15, 1998                     5 and 7
                        May 15, 1998                       5 and 7
                        June 16, 1998                      5 and 7
                        July 15, 1998                      5 and 7
                        August 17, 1998                    5 and 7
                        September 15, 1998                 5 and 7
                        October 2, 1998                    4 and 7
                        October 15, 1998                   5 and 7
                        November 16, 1998                  5 and 7
                        December 15, 1998                  5 and 7
                        January 15, 1999                   5 and 7

               (c)      See item 14(a)3 above

               (d)      Not applicable

                                    SIGNATURE


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf of the undersigned, thereunto duly authorized.





                                       FIRST USA BANK, NATIONAL ASSOCIATION as
                                       Servicer, on behalf of
                                       BANC ONE CREDIT CARD MASTER TRUST




                                       By:    /s/ Tracie H. Klein
                                              --------------------------
                                       Name:  Tracie H. Klein
                                       Title: Vice President




        Date:  March 25, 1999
               --------------

                                INDEX OF EXHIBITS



Exhibit Number                Description                                 Page
-------------                 -----------                                 -----

99.1                          Annual Servicer's Certificate                12

99.2                          Independent Accountants' Report of          13-14
                              Arthur Andersen LLP on
                              Management's Assertions

99.3                          Annual Statement Prepared by Servicer        15