Form 10-K
period 1999-12-31
BANC ONE CREDIT CARD MASTER TRUST
filed 2000-03-27
CIK 930459

================================================================================
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-K
                                   ---------

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the Fiscal Year Ended December 31, 1999

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                        Commission file number 0-25636
                        ------------------------------

                     FIRST USA BANK, NATIONAL ASSOCIATION
                       (As Successor to BANK ONE, N.A.)
            (Exact name of Registrant as specified in its Charter)
         (As Servicer on behalf of Banc One Credit Card Master Trust)

    Laws of the United States                                   51-0269396
    (State or other jurisdiction of                         (I.R.S. Employer
    incorporation or organization)                          Identification No.)

     201 North Walnut Street                                      19801
      Wilmington, Delaware                                      (Zip Code)
(Address of principal executive offices)

      Registrant's telephone number, including area code:  (302) 594-4000

Securities registered pursuant to Section 12(b) of the Act:  NONE

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

  Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES  [X]  NO  [ ]

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

  Not Applicable.

                  DOCUMENTS INCORPORATED BY REFERENCE:  NONE
================================================================================

                               Introductory Note
                               -----------------

This Annual Report on Form 10-K is filed in accordance with a letter, dated May 26, 1995 issued by the Office of Chief Counsel, Division of Corporation Finance of the Securities and Exchange Commission stating that the Division will not object if the Registrant files reports pursuant to Sections 13 and 15(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), in the manner described in a letter dated May 24, 1995 to the Office of Chief Counsel on behalf of the Registrant. Accordingly, certain items have been omitted from or modified in this Annual Report on Form 10-K.

First USA Bank, National Association (the "Bank"), a direct wholly owned subsidiary of BANK ONE CORPORATION ("BANK ONE"), is the Seller and the Servicer under the Pooling and Servicing Agreement (the "Agreement") dated as of November 1, 1994 between the Bank, as Seller and Servicer, and Bankers Trust Company, as Trustee, pursuant to which Banc One Credit Card Master Trust (the "Trust") was formed.

Effective September 17, 1999, the Bank, was merged with and into FCC National Bank, an affiliated national banking association, and the surviving entity. The surviving entity was renamed "First USA Bank, National Association".

In addition to the Certificates listed on page 1, the Banc One Credit Card Master Trust has issued the following interests in the Trust:

 . Asset Backed Certificates, Series 1997-1, issued pursuant to the Agreement and the Series 1997-1 Supplement dated as of September 23, 1997.

 . Asset Backed Certificates, Series 1997-2, issued pursuant to the Agreement and the Series 1997-2 Supplement dated as of December 17, 1997.


                                    PART I

ITEM 1.   BUSINESS

Omitted.

ITEM 2.   PROPERTIES

The property of Banc One Credit Card Master Trust (the "Trust") consists solely of credit card receivables. Information about such property is contained in the Annual Servicer's Certificate filed as Exhibit 99.1 hereto. Information relating to the performance of the Trust for the year ended December 31, 1999 is contained in the Annual Statement prepared by the Servicer and filed as Exhibit
99.3 hereto.

ITEM 3.   LEGAL PROCEEDINGS

There are no material pending legal proceedings with respect to the Trust, involving the Trust, the Trustee or the Registrant. The Bank is a defendant in various lawsuits, including certain class actions, generally arising out of its normal course of business.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to Certificateholders for a vote during the fiscal year covered by this Annual Report.

                                    PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Investor Certificates are held and delivered in book-entry form through the facilities of the Depository Trust Company ("DTC"), a "clearing agency" registered pursuant to the provisions of Section 17A of the Securities Exchange Act of 1934, as amended. The Investor Certificates are held by Cede & Co., the nominee of DTC.

The records of DTC indicate that, at December 31, 1999, there were: (i) thirty-eight (38) DTC Participants holding a position in the 6.15% Class A Asset Backed Certificates, Series 1995-A; (ii) one (1) DTC Participant holding a position in the 6.30% Class B Asset Backed Certificates, Series 1995-A; (iii) twenty-seven
(27) DTC Participants holding a position in the 6.30% Class A Asset Backed Certificates, Series 1995-B; (iv) two (2) DTC Participants holding a position in the 6.45% Class B Asset Backed Certificates, Series 1995-B; (v) fifteen (15) DTC Participants holding a position in the Floating Rate Class A Asset Backed Certificates, Series 1996-A; and (vi) one (1) DTC Participant holding a position in the Floating Rate Class B Asset Backed Certificates, Series 1996-A. At December 31, 1999, the Bank, owned 100% of the Seller Certificate, which represents beneficial ownership of residual interest in the assets of the Trust. There is no established public market in which the Certificates are traded.

ITEM 6.   SELECTED FINANCIAL DATA

Omitted.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Throughout 1999, BANK ONE executed project plans to assure Year 2000 readiness. These plans included verifying the readiness of internal information technology systems and equipment, and working with external entities, including customers, vendors, utilities and governmental agencies, to verify that they had appropriately addressed Year 2000 readiness issues. Specific business continuity and event plans were designed to address potential disruption and ensure that BANK ONE was positioned to rapidly respond to issues.

BANK ONE had estimated total Year 2000 readiness costs to reach $350 million over the life of the project, and incurred total costs of approximately $343 million.

BANK ONE had an uneventful transition to the Year 2000. BANK ONE's systems, equipment and facilities continued and continue to function normally through the transition and into Year 2000. Normal products and services of BANK ONE have been available to customers throughout such time, and BANK ONE experienced no significant impact from Year 2000 readiness status of external entities. To meet potential Year 2000 contingencies and potential liquidity needs, BANK ONE increased the value of loans pledged to the Federal Reserve for discount window borrowing.

On an ongoing basis, BANK ONE will continue to monitor its systems, equipment and facilities throughout 2000 and beyond.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Information regarding the property of the Trust and the activities of the Servicer during the year ended December 31, 1999 is contained in (i) the Annual Servicer's Certificate filed as Exhibit 99.1 hereto and (ii) the Independent Accountants' Report of Arthur Andersen LLP on Management's Assertions filed as
Exhibit 99.2 hereto. Information relating to the performance of the Trust for the period ending December 31, 1999 is contained in the Annual Statement prepared by the Servicer and filed as Exhibit 99.3 hereto.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.


                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Omitted.

ITEM 11.  EXECUTIVE COMPENSATION

Omitted.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

At December 31, 1999, (i) the Seller Certificate was registered in the name of First USA Bank, National Association and (ii) all of the Investor Certificates were registered in the name of Cede & Co., as nominee for DTC. The records of DTC indicate that the DTC Participants listed below were holders of record of more than five percent of any class of Investor Certificates at December 31, 1999.


                                                                       (3) Amount and
                              (2) Name and Address of                Nature of Beneficial     (4) Percent
  (1) Title of Class              Beneficial Owners                   Ownership $(000's)       of Class
  ------------------              -----------------                   ------------------   ------------------
6.15% Class A Asset      Bank of America, National Association               $24,115               6.75%
Backed Certificates,     1401 Elm Street, 16th Floor
Series 1995-A            Dallas, TX  75202

                         Bank of New York (The)                             $111,019               31.08%
                         925 Patterson Plank Road
                         Secaucus, NJ  07094

                         Bankers Trust Company                               $32,031                8.97%
                         c/o BT Services Tennessee, Inc.
                         648 Grassmere Park Road
                         Nashville, TN  37211

                         Chase Manhattan Bank                                $83,130               23.27%
                         4 New York Plaza
                         13th Floor
                         New York, NY 10004

                         Citibank, N.A.                                      $21,230                5.94%
                         P.O. Box 30576
                         Tampa, FL  33630-3576

                         Firstar Bank, N.A.                                  $19,845                5.56%
                         777 E. Wisconsin Avenue
                         Milwaukee, WI  53202


6.30% Class B Asset      Chase Manhattan Bank                                $22,800              100.00%
Backed Certificates,     4 New York Plaza
Series 1995-A            13th Floor
                         New York, NY 10004


6.30% Class A Asset      Bank of New York (The)                              $45,020               12.60%
Backed Certificates,     925 Patterson Plank Road
Series 1995-B            Secaucus, NJ  07094

                         Chase Manhattan Bank                                $84,675               23.71%
                         4 New York Plaza
                         13th Floor
                         New York, NY 10004

                         CIBC World Markets Corp.                            $33,500               9.38%
                         200 Liberty Street, 6th Floor
                         New York, NY  10281

                         Citibank, N.A.                                      $55,000              15.40%
                         P.O. Box 30576
                         Tampa, FL  33630-3576

                         SSB - Bank Portfolio                                $27,000               7.56%
                         Global Corporate Action Unit JAB
                         5NW
                         1776 Heritage Dr.
                         No. Quincy, MA  02171

6.45% Class B Asset      Chase Manhattan Bank                                 $6,000              26.32%
Backed Certificates,     4 New York Plaza
Series 1995-B            13th Floor
                         New York, NY 10004

                         SSB - Bank Portfolio                                $16,800              73.68%
                         Global Corporate Action Unit JAB 5NW
                         1776 Heritage Dr.
                         No. Quincy, MA  02171


Floating Rate Class A    Bankers Trust Company                               $47,505              10.22%
Asset Backed             c/o BT Services Tennessee, Inc.
Certificates, Series     648 Grassmere Park Drive
1996-A                   Nashville, TN  37211

                         Chase Manhattan Bank                               $200,100              43.03%
                         4 New York Plaza
                         13th Floor
                         New York, NY  10004

                         Citibank, N.A.                                      $30,110               6.48%
                         P.O. Box 30576
                         Tampa, FL  33630-3576

                         Fuji Bank & Trust Company (The)                     $25,000               5.38%
                         2 World Trade Center
                         81st Floor
                         New York, NY 10048

                         Harris Trust & Savings Bank                         $50,000              10.75%
                         Proxy Operations
                         111 West Monroe Street LLE
                         Chicago, IL 60603

                         State Street Bank and Trust Company                 $53,250              11.45%
                         Global Corporate Action Unit JAB 5NW
                         1776 Heritage Dr.
                         No. Quincy, MA  02171


Floating Rate Class B    Swiss American Securities, Inc                      $35,000             100.00%
Asset Backed             100 Wall Street
Certificates, Series     New York, NY 10005
1996-A

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.


                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
          FORM 8-K

(a)       Exhibits.   The following documents are filed as part of this Annual
          Report on Form 10-K.

          (i)      Not applicable.
          (ii)     Not applicable.
          (iii)    Exhibits

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

(b)       Reports on Form 8-K

          (i) Reports on Form 8-K, containing the monthly statements and other information reflecting the Trust's activities.

                   Dated:                     Items Reported:
                   ------                     ---------------
                   February 16, 1999          5 and 7
                   March 15, 1999             5 and 7
                   April 15, 1999             5 and 7
                   May 17, 1999               5 and 7
                   June 15, 1999              5 and 7
                   July 15, 1999              5 and 7
                   August 16, 1999            5 and 7
                   September 15, 1999         5 and 7
                   October 15, 1999           5 and 7
                   November 15, 1999          5 and 7
                   December 15, 1999          5 and 7
                   January 18, 2000           5 and 7

(c)       See item 14(a)(iii) above.

(d)       Not applicable.

                                   SIGNATURE


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         FIRST USA BANK, NATIONAL ASSOCIATION as Servicer, on behalf of BANC ONE CREDIT CARD MASTER TRUST



                         By:    /s/Tracie H. Klein
                            ----------------------------------------------
                         Name:  Tracie H. Klein
                         Title: First Vice President


Date:  March 24, 2000
       --------------

                               INDEX OF EXHIBITS



Exhibit Number    Exhibit Description                              Page
--------------    -------------------                              ----

99.1              Annual Servicer's Certificate                        10

99.2              Independent Accountants' Report of              11 - 13
                  Arthur Andersen LLP on Management's Assertions

99.3              Annual Statement Prepared by Servicer                14