Form 10-K
period 2000-12-31
BANC ONE CREDIT CARD MASTER TRUST
filed 2001-03-23
CIK 930459

================================================================================
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-K
                                   ---------

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the Fiscal Year Ended December 31, 2000

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        Commission file number 0-25636
                            ______________________

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

YES  [X]     NO  [_]

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

First USA Bank, National Association (the "Bank"), a direct wholly owned subsidiary of BANK ONE CORPORATION ("BANK ONE"), is the Seller and the Servicer under the Pooling and Servicing Agreement (the "Agreement") dated as of November 1, 1994 between the Bank, as Seller and Servicer, and Bankers Trust Company, as Trustee (the "Trustee"), relating to the Banc One Credit Card Master Trust (the "Trust") and the supplements for all Series of Investor Certificates issued thereunder.

In addition to the Certificates listed on page 1, the Banc One Credit Card Master Trust has issued the following interests in the Trust:

 . Asset Backed Certificates, Series 1997-1, issued pursuant to the Agreement and the Series 1997-1 Supplement dated as of September 23, 1997.

 . Asset Backed Certificates, Series 1997-2, issued pursuant to the Agreement and the Series 1997-2 Supplement dated as of December 17, 1997.

The final payment with respect to Series 1995-A Asset Backed Certificates and Series 1995-B Asset Backed Certificates issued by the Banc One Credit Card Master Trust was made on July 17, 2000 and October 16, 2000, respectively, and therefore, information with respect to such certificates is not included in this report.

                                    PART I

ITEM 1.   BUSINESS

Omitted.

ITEM 2.   PROPERTIES

The property of the Trust consists solely of credit card receivables. Information about such property is contained in the Annual Servicer's Certificate filed as Exhibit 99.1 hereto. Information relating to the performance of the Trust for the year ended December 31, 2000 is contained in the Annual Statement prepared by the Servicer and filed as Exhibit 99.3 hereto.

ITEM 3.   LEGAL PROCEEDINGS

There are no material pending legal proceedings with respect to the Trust, involving the Trust, the Trustee or the Registrant. The Bank is a defendant in various lawsuits, including lawsuits seeking class action certification in both state and federal courts. These lawsuits challenge certain policies and practices of the Bank's credit card business. A few of these lawsuits have been conditionally certified as class actions to permit settlement of the claims. The Bank has defended itself against claims in the past and intends to continue to do so in the future. While it is impossible to predict the outcome of any of these lawsuits, the Bank believes that any liability which might result from these lawsuits will not have a material adverse effect on the Trust.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to Certificateholders for a vote during the fiscal year covered by this Annual Report.

                                    PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Certificates representing investor's interests (the "Investor Certificates") are held and delivered in book-entry form through the facilities of the Depository Trust Company ("DTC"), a "clearing agency" registered pursuant to the provisions of Section 17A of the Securities Exchange Act of 1934, as amended. The Investor Certificates are held by Cede & Co., the nominee of DTC.

The records of DTC indicate that, at December 31, 2000, there were: (i) twenty
(20) DTC Participants holding a position in the Floating Rate Class A Asset Backed Certificates, Series 1996-A and (ii) one (1) DTC Participant holding a position in the Floating Rate Class B Asset Backed Certificates, Series 1996-A. At December 31, 2000, the Bank, owned 100% of the Seller Certificate, which represents beneficial ownership of residual interest in the assets of the Trust. There is no established public market in which the Certificates are traded.

ITEM 6.   SELECTED FINANCIAL DATA

Omitted.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Not applicable.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Information regarding the property of the Trust and the activities of the Servicer during the year ended December 31, 2000 is contained in (i) the Annual Servicer's Certificate filed as Exhibit 99.1 hereto and (ii) the Independent Accountants' Report of Arthur Andersen LLP on Management's Assertions filed as
Exhibit 99.2 hereto. Information relating to the performance of the Trust for the period ending December 31, 2000 is contained in the Annual Statement prepared by the Servicer and filed as Exhibit 99.3 hereto.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Omitted.

ITEM 11.  EXECUTIVE COMPENSATION

Omitted.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

At December 31, 2000, (i) the Seller Certificate was registered in the name of First USA Bank, National Association and (ii) all of the Investor Certificates were registered in the name of Cede & Co., as nominee for DTC. The records of DTC indicate that the DTC Participants listed below were holders of record of more than five percent of any class of Investor Certificates at December 31, 2000.

                                                                    (3) Amount and
                               (2) Name and Address of            Nature of Beneficial    (4) Percent
  (1) Title of Class               Beneficial Owners               Ownership $(000's)       of Class
--------------------               -----------------               ------------------       --------

Floating Rate Class A        Bankers Trust Company                       $47,005             10.11%
Asset Backed                 648 Grassmere Park Road
Certificates, Series         Nashville, TN  37211
1996-A

                             Chase Manhattan Bank                       $189,100             40.67%
                             4 New York Plaza
                             13th Floor
                             New York, NY  10004

                             Fuji Bank & Trust Company (The)             $25,000              5.38%
                             2 World Trade Center
                             81st Floor
                             New York, NY 10048

                             Harris Trust & Savings Bank                 $50,000             10.75%
                             Proxy Operations
                             111 West Monroe Street
                             Chicago, IL 60603

                             State Street Bank and Trust                 $52,140             11.21%
                             Company
                             1776 Heritage Dr.
                             Global Corporate Action Unit JAB
                             5NW
                             No. Quincy, MA  02171

                        U.S. Bank National Association                          $23,610                5.08%
                        MPFP 1603 Proxy Unit
                        601 Second Avenue South
                        Minneapolis, MN  55402

Floating Rate Class B   Swiss American Securities, Inc                          $35,000              100.00%
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

(b)      Reports on Form 8-K

         (i) Reports on Form 8-K, containing the monthly statements and other information reflecting the Trust's activities.

                     Dated:                     Items Reported:
                     -----                      ---------------
                     February 15, 2000          5 and 7
                     March 15, 2000             5 and 7
                     April 17, 2000             5 and 7
                     May 15, 2000               5 and 7
                     June 12, 2000              5 and 7
                     July 17, 2000              5 and 7
                     August 15, 2000            5 and 7
                     September 15, 2000         5 and 7
                     October 16, 2000           5 and 7
                     November 15, 2000          5 and 7
                     December 15, 2000          5 and 7
                     January 16, 2001           5 and 7

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

                         FIRST USA BANK, NATIONAL ASSOCIATION, as Servicer, on behalf of BANC ONE CREDIT CARD MASTER TRUST



                         By:    /s/Tracie H. Klein
                            -----------------------------------------
                         Name:  Tracie H. Klein
                         Title: First Vice President



Date:  March 23, 2001
       --------------

                               INDEX OF EXHIBITS

Exhibit Number    Exhibit Description                                 Page
--------------    -------------------                                 ----
99.1              Annual Servicer's Certificate                          8

99.2              Independent Accountants' Report of                  9-10
                  Arthur Andersen LLP on Management's Assertions

99.3              Annual Statement Prepared by Servicer                 11