Form 10-K
period 2001-12-31
BANC ONE CREDIT CARD MASTER TRUST
filed 2002-03-25
CIK 930459

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the Fiscal Year Ended December 31, 2001

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission file number 0-25636

                             -----------------------

                      FIRST USA BANK, NATIONAL ASSOCIATION

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

In addition to the Certificates listed on page 1, the Banc One Credit Card Master Trust has issued the following interests in the Trust:

..    Asset Backed Certificates, Series 1997-1, issued pursuant to the Agreement and the Series 1997-1 Supplement dated as of September 23, 1997.

..    Asset Backed Certificates, Series 1997-2, issued pursuant to the Agreement and the Series 1997-2 Supplement dated as of December 17, 1997.


                                     PART I

ITEM 1.   BUSINESS

Not applicable.

ITEM 2.   PROPERTIES

The property of the Trust consists solely of credit card receivables. Information about such property is contained in the Annual Servicer's Certificate filed as Exhibit 99.1 hereto. Information relating to the performance of the Trust for the year ended December 31, 2001 is contained in the Annual Statement prepared by the Servicer and filed as Exhibit 99.3 hereto.

ITEM 3.   LEGAL PROCEEDINGS

There are no material pending legal proceedings with respect to the Trust, involving the Trust, the Trustee or the Registrant. The Bank is a defendant in various lawsuits, including lawsuits seeking class action certification in both state and federal courts. These lawsuits challenge certain policies and practices of the Bank's credit card business. A few of these lawsuits have been conditionally certified as class actions. The Bank has defended itself against claims in the past and intends to continue to do so in the future. While it is impossible to predict the outcome of any of these lawsuits, the Bank believes that any liability which might result from these lawsuits will not have a material adverse effect on the Trust.

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

The records of DTC indicate that, at December 31, 2001, there were: (i) fourteen
(14) DTC Participants holding a position in the Floating Rate Class A Asset Backed Certificates, Series 1996-A and (ii) one (1) DTC Participant holding a position in the Floating Rate Class B Asset Backed Certificates, Series 1996-A. At December 31, 2001, the Bank, owned 100% of the Seller Certificate, which represents beneficial ownership of residual interest in the assets of the Trust. There is no established public market in which the Certificates are traded.

ITEM 6.   SELECTED FINANCIAL DATA

Not applicable.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Not applicable.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Information regarding the property of the Trust and the activities of the Servicer during the year ended December 31, 2001 is contained in (i) the Annual Servicer's Certificate filed as Exhibit 99.1 hereto and (ii) the Independent Accountants' Report of KPMG on Management's Assertion filed as Exhibit 99.2 hereto. Information relating to the performance of the Trust for the period ending December 31, 2001 is contained in the Annual Statement prepared by the Servicer and filed as Exhibit 99.3 hereto.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Not applicable.

ITEM 11.  EXECUTIVE COMPENSATION

Not applicable.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

At December 31, 2001, (i) the Seller Certificate was registered in the name of First USA Bank, National Association and (ii) all of the Investor Certificates were registered in the name of Cede & Co., as nominee for DTC. The records of DTC indicate that the DTC Participants listed below were holders of record of more than five percent of any class of Investor Certificates at December 31, 2001.

                                                                           (3) Amount and
                                    (2) Name and Address of              Nature of Beneficial      (4) Percent
     (1) Title of Class                Beneficial Owners                  Ownership $(000's)        of Class
     ------------------                -----------------                  ------------------        --------
 Floating Rate Class A       Bankers Trust Company                             $31,900                 6.86%
 Asset Backed                648 Grassmere Park Road
 Certificates, Series        Nashville, TN  37211
 1996-A

                             Harris Trust & Savings Bank                       $50,000                10.75%
                             Proxy Operations
                             111 West Monroe Street
                             Chicago, IL 60603

                             JPMorgan Chase Bank                              $227,620                48.95%
                             c/o JP Morgan Investor Services
                             14201 Dallas Parkway, 12th Floor
                             Mail Code 121
                             Dallas, TX  75240

                             Mizuho Trust & Banking Co. (USA)                  $25,000                 5.38%
                             666 Fifth Avenue, Suite 802
                             New York, NY  10103

                             State Street Bank and Trust Company               $51,750                11.13%
                             1776 Heritage Dr.
                             Global Corporate Action Unit JAB 5NW
                             No. Quincy, MA  02171

                             U.S. Bank N.A. /Trust West                        $23,610                 5.08%
                             180 East Fifth Street
                             St. Paul, MN  55101

 Floating Rate Class B       Swiss American Securities, Inc              $35,000            100.00%
 Asset Backed                12 East 49th Street
 Certificates, Series        New York, NY 10017
 1996-A

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.


                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) Exhibits. The following documents are filed as part of this Annual Report on Form 10-K.
          (i)    Not applicable.
          (ii)   Not applicable.
          (iii)  Exhibits

          Exhibit Number     Description
          --------------     -----------
          99.1               Annual Servicer's Certificate
          99.2               Independent Accountants' Report of KPMG LLP
                             on Management's Assertion
          99.3               Annual Statement prepared by Servicer

(b)       Reports on Form 8-K

          (i) Reports on Form 8-K, containing the monthly statements and other information reflecting the Trust's activities.

                 Dated:                       Items Reported:
                 ------                       ---------------
                 February 15, 2001            5 and 7
                 March 2, 2001                4 and 7
                 March 15, 2001               5 and 7
                 April 16, 2001               5 and 7
                 May 15, 2001                 5 and 7
                 June 15, 2001                5 and 7
                 July 16, 2001                5 and 7
                 August 15, 2001              5 and 7
                 September 17, 2001           5 and 7
                 October 15, 2001             5 and 7
                 November 15, 2001            5 and 7
                 December 17, 2001            5 and 7
                 January 15, 2002             5 and 7

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


                          FIRST USA BANK, NATIONAL ASSOCIATION, as Servicer, on behalf of BANC ONE CREDIT CARD MASTER TRUST



                          By:      /s/ Tracie H. Klein
                             ---------------------------------------------------
                          Name:    Tracie H. Klein
                          Title:   First Vice President


Date:    March 21, 2002
         --------------

                                INDEX OF EXHIBITS

Exhibit Number               Exhibit Description                                Page
--------------               -------------------                                ----
99.1                         Annual Servicer's Certificate                         8

99.2                         Independent Accountants' Report of                 9-10
                             KPMG LLP on Management's Assertion

99.3                         Annual Statement Prepared by Servicer                11