Form 10-K
period 2002-12-31
BANC ONE CREDIT CARD MASTER TRUST
filed 2003-03-31
CIK 930459

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2002

☐            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 0-25636

BANK ONE, DELAWARE, NATIONAL ASSOCIATION
(formerly FIRST USA BANK, NATIONAL ASSOCIATION)

(Exact name of Registrant as specified in its Charter)
(As Servicer on behalf of Banc One Credit Card Master Trust)

Laws of the United States (State or other jurisdiction of incorporation or organization)	51-0269396 (I.R.S. Employer Identification No.)

201 North Walnut Street Wilmington, Delaware (Address of principal executive offices)	19801 (Zip Code)

Registrant’s telephone number, including area code: (302) 594-4000

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
YES ☒ NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Not Applicable.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

State the aggregate market value of the voting stock held by non-affiliates of the Registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing.

Not Applicable.

Indicate the number shares outstanding of each of the Registrant’s class of common stock, as of the latest practicable date.

Not Applicable.

DOCUMENTS INCORPORATED BY REFERENCE: NONE

Introductory Note

This Annual Report on Form 10-K is filed in accordance with a letter, dated May 26, 1995 issued by the Office of Chief Counsel, Division of Corporation Finance of the Securities and Exchange Commission stating that the Division will not object if the Registrant files reports pursuant to Sections 13 and 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), in the manner described in a letter dated May 24, 1995 to the Office of Chief Counsel on behalf of the Registrant. Accordingly, certain items have been omitted from or modified in this Annual Report on Form 10-K.

Bank One, Delaware, National Association (formerly First USA Bank, National Association) (the “Bank”), a direct wholly owned subsidiary of BANK ONE CORPORATION (“BANK ONE”), is the Seller and the Servicer under the Pooling and Servicing Agreement (the “Agreement”) dated as of November 1, 1994 between the Bank, as Seller and Servicer, and Deutsche Bank Trust Company Americas (formerly Bankers Trust Company), as Trustee (the “Trustee”), relating to the Banc One Credit Card Master Trust (the “Trust”) and the supplements for all Series of Investor Certificates issued thereunder.

In addition to the Certificates listed on page 1, the Banc One Credit Card Master Trust has issued the following interests in the Trust:

•          Asset Backed Certificates, Series 1997-1, issued pursuant to the Agreement and the Series 1997-1 Supplement dated as of September 23, 1997.

•          Asset Backed Certificates, Series 1997-2, issued pursuant to the Agreement and the Series 1997-2 Supplement dated as of December 17, 1997.

PART I

ITEM 1.         BUSINESS

Available Information: BANK ONE, the parent corporation of Bank One, Delaware, National Association, has an Internet website at www.bankone.com which includes certain Trust reports. Electronic copies of the Trust’s annual report on Form 10-K and current reports on Form 8-K are available free of charge by visiting the “Investor Relations” section of www.bankone.com. The reports can be found under “Asset Backed Securities” in the Investor Relations section of the website. These reports are posted as soon as reasonably practicable after they are electronically filed with the Securities and Exchange Commission.

ITEM 2.         PROPERTIES

The property of the Trust consists solely of credit card receivables. Information about such property is contained in the Annual Servicer’s Certificate filed as Exhibit 99.1 hereto. Information relating to the performance of the Trust for the year ended December 31, 2002 is contained in the Annual Statement prepared by the Servicer and filed as Exhibit 99.3 hereto.

ITEM 3.         LEGAL PROCEEDINGS

There are no material pending legal proceedings with respect to the Trust, involving the Trust, the Trustee or the Registrant. The Bank is a defendant in various lawsuits, including lawsuits seeking class action certification in both state and federal courts. These lawsuits challenge certain policies and practices of the Bank’s credit card business. A few of these lawsuits have been conditionally certified as class actions. The Bank has defended itself against claims in the past and intends to continue to do so in the future. While it is impossible to predict the outcome of any of these lawsuits, the Bank believes that any liability, which might result from these lawsuits, will not have a material adverse effect on the Trust.

ITEM 4.         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to Certificateholders for a vote during the fiscal year covered by this Annual Report.

PART II

ITEM 5.         MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Certificates representing investor’s interests (the “Investor Certificates”) are held and delivered in book-entry form through the facilities of the Depository Trust Company (“DTC”), a “clearing agency” registered pursuant to the provisions of Section 17A of the Securities Exchange Act of 1934, as amended. The Investor Certificates are held by Cede & Co., the nominee of DTC.

The records of DTC indicate that, at December 31, 2002, there were: (i) Thirteen (13) DTC Participants holding a position in the Floating Rate Class A Asset Backed Certificates, Series 1996-A and (ii) one (1) DTC Participant holding a position in the Floating Rate Class B Asset Backed Certificates, Series 1996-A. At December 31, 2002, the Bank, owned 100% of the Seller Certificate, which represents beneficial ownership of residual interest in the assets of the Trust. There is no established public market in which the Certificates are traded.

ITEM 6.         SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.         MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Not applicable.

ITEM 7A.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8.         FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Information regarding the property of the Trust and the activities of the Servicer during the year ended December 31, 2002 is contained in (i) the Annual Servicer’s Certificate filed as Exhibit 99.1 hereto and (ii) the Independent Accountants’ Report of KPMG on Management’s Assertion filed as Exhibit 99.2 hereto. Information relating to the performance of the Trust for the period ending December 31, 2002 is contained in the Annual Statement prepared by the Servicer and filed as Exhibit 99.3 hereto.

ITEM 9.         CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 10.        DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Not applicable.

ITEM 11.        EXECUTIVE COMPENSATION

Not applicable.

ITEM 12.        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

At December 31, 2002, (i) the Seller Certificate was registered in the name of Bank One, Delaware, National Association (Formerly First USA Bank, National Association) and (ii) all of the Investor Certificates were registered in the name of Cede & Co., as nominee for DTC. The records of DTC indicate that the DTC Participants listed below were holders of record of more than five percent of any class of Investor Certificates at December 31, 2002.

(1) Title of Class	(2) Name and Address of Beneficial Owners	(3) Amount and Nature of Beneficial Ownership $(000’s)	(4) Percent of Class

Floating Rate Class A Asset Backed Certificates, Series 1996-A	Bankers Trust Company 648 Grassmere Park Road Nashville, TN 37211	$45,270	9.74%

	Harris Trust & Savings Bank Proxy Operations 111 West Monroe Street Chicago, IL 60603	$50,000	10.75%

	JPMorgan Chase Bank c/o Proxy/Class Actions/Bankruptcy 14201 Dallas Parkway, 12th Floor Mail Code 121 Dallas, TX 75240	$130,460	28.06%

	Mizuho Trust & Banking Co. (USA) 666 Fifth Avenue, Suite 802 New York, NY 10103	$25,000	5.38%

	State Street Bank and Trust Company 1776 Heritage Dr. Global Corporate Action Unit JAB 5NW No. Quincy, MA 02171	$58,650	12.61%

	Boston Safe Deposit and Trust Company	$108,890	23.42%

525 William Penn Place Suite 3148 Pittsburgh, PA 15259

Floating Rate Class B Asset Backed Certificates, Series 1996-A	Swiss American Securities, Inc 12 East 49th Street New York, NY 10017	$35,000	100.00%

ITEM 13.        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

ITEM 14.        CONTROLS AND PROCEDURES

Not applicable.

PART IV

ITEM 15.        EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)       Exhibits.        The following documents are filed as part of this Annual Report on Form 10-K.

(i)        Not applicable.

(ii)      Not applicable.

(iii)     Exhibits

Exhibit Number	Description

99.1	Annual Servicer’s Certificate

99.2	Independent Accountants’ Report of KPMG LLP on Management’s Assertion

99.3	Annual Statement prepared by Servicer

(b)       Reports on Form 8-K

(i)        Reports on Form 8-K, containing the monthly statements and other information reflecting the Trust’s activities.

Dated:	Items Reported:
February 15, 2002	5 and 7
March 15, 2002	5 and 7
April 15, 2002	5 and 7
May 15, 2002	5 and 7
June 17, 2002	5 and 7
July 15, 2002	5 and 7
August 15, 2002	5 and 7
September 16, 2002	5 and 7
October 15, 2002	5 and 7
November 15, 2002	5 and 7
December 16, 2002	5 and 7
January 15, 2003	5 and 7

(c)       See item 14(a)(iii) above.

(d)       Not applicable.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BANK ONE, DELAWARE, NATIONAL ASSOCIATION (formerly FIRST USA BANK, NATIONAL ASSOCIATION), as Servicer, on behalf of BANC ONE CREDIT CARD MASTER TRUST
By:	/s/ DANIEL J. FRATE

Daniel J. Frate President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 26, 2003.

Signature	Title

/s/ PHILIP HEASLEY	Director and Principal Executive Officer

Philip Heasley

/s/ RAYMOND FISCHER	Director, Principal Financial Officer and Principal Accounting Officer

Raymond Fischer

/s/ DANIEL J. FRATE	Director

Daniel J. Frate

/s/ MICHAEL LOONEY	Director

Michael Looney

/s/ M. CARTER WARREN	Director

M. Carter Warren

/s/ WILLIAM GARNER	Director

William Garner

Certification

I, Jeffrey Rigg, the senior officer for securitization servicing of Bank One, Delaware, National Association, a national banking association which serves as servicer for the Banc One Credit Card Master Trust, certify that:

1.        I have reviewed this annual report on Form 10-K, and all reports on Form 8-K containing distribution or servicing reports filed in respect of the periods included in the year covered by this annual report, of Banc One Credit Card Master Trust;

2.        Based on my knowledge, the information in these reports, taken as a whole, does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading as of the last day of the period covered by this annual report;

3.        Based on my knowledge, the distribution and servicing information required to be provided to the trustee by the servicer under the pooling and servicing, or similar, agreement, for inclusion in these reports is included in these reports;

4.        I am responsible for reviewing the activities performed by the servicer under the pooling and servicing, or similar, agreement and based upon my knowledge and the annual compliance review required under that agreement, and except as disclosed in the reports, the servicer has fulfilled its obligations under that agreement; and

5.        The reports disclose all significant deficiencies relating to the servicer’s compliance with the minimum servicing standards based upon the report provided by an independent public accountant, after conducting a review in compliance with the Uniform Single Attestation Program for Mortgage Bankers or similar procedure, as set forth in the pooling and servicing, or similar, agreement, that is included in these reports.

Dated: March 26, 2003
/s/ JEFFREY RIGG

	Name:	Jeffrey Rigg
	Title:	Senior Officer for Securitization Servicing and Senior Vice President Accounting

INDEX OF EXHIBITS

Exhibit Number	Exhibit Description	Page

99.1	Annual Servicer’s Certificate	9

99.2	Independent Accountants’ Report of KPMG LLP on Management’s Assertion	10-11

99.3	Annual Statement Prepared by Servicer	12